Form 10-K
period 2020-12-31
UBS Commercial Mortgage Trust 2019-C18
filed 2021-03-16
CIK 1793856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Central Index Key Number of the sponsor: 0001755531

Societe Generale Financial Corporation

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4129070 38-4129071 38-7235636 (I.R.S. Employer Identification Numbers)

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

Not applicable.

EXPLANATORY NOTES

The Chroma Apartments Mortgage Loan, the Wyndham National Hotel Portfolio Mortgage Loan, the United Healthcare Office Mortgage Loan, the 4041 Central Mortgage Loan and the Redwood Technology Center Mortgage Loan, which constituted approximately 4.7%, 4.7%, 3.6%, 3.1% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Chroma Apartments Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Wyndham National Hotel Portfolio Mortgage Loan, ten other pari passu loans, which are not assets of the issuing entity, (c) with respect to the United Healthcare Office Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (d) with respect to the 4041 Central Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (e) with respect to the Redwood Technology Center Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Chroma Apartments Mortgage Loan, the Wyndham National Hotel Portfolio Mortgage Loan, the United Healthcare Office Mortgage Loan, the 4041 Central Mortgage Loan and the Redwood Technology Center Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the DoubleTree New York Times Square West Leased Fee Mortgage Loan, which constituted approximately 3.8% of the asset pool of the issuing entity as of its cut-off date.  The DoubleTree New York Times Square West Leased Fee Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the DoubleTree New York Times Square West Leased Fee Mortgage Loan and two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. This loan combination, including the DoubleTree New York Times Square West Leased Fee Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the DoubleTree New York Times Square West Leased Fee loan combination in the Wells Fargo Commercial Mortgage Trust 2020-C57 transaction, Commission File Number 333-226486-15 (the “WFCM 2020-C57 Transaction”).  After the closing of the WFCM 2020-C57 Transaction on August 26, 2020, this loan combination, including the DoubleTree New York Times Square West Leased Fee Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFCM 2020-C57 Transaction, which is incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the ILPT Industrial Portfolio Mortgage Loan, the DoubleTree New York Times Square West Leased Fee Mortgage Loan, the Century Plaza Towers Mortgage Loan, the Shoppes at Parma Mortgage Loan and the Global Payments, Inc. Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 225 Bush Mortgage Loan, the ILPT Industrial Portfolio Mortgage Loan, the 3 Columbus Circle Mortgage Loan, the DoubleTree New York Times Square West Leased Fee Mortgage Loan, the Century Plaza Towers Mortgage Loan, the Crimson Retail Portfolio Mortgage Loan, the Global Payments, Inc. Mortgage Loan and the Airport Square Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the 3 Columbus Circle Mortgage Loan, the Global Payments, Inc. Mortgage Loan prior to May 6, 2020 and the Shoppes at Parma Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for LNR Partners, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because LNR Partners, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of LNR Partners, LLC because LNR Partners, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the 3 Columbus Circle Mortgage Loan and the Crimson Retail Portfolio Mortgage Loan, the primary servicer and special servicer of the 225 Bush Mortgage Loan and the Airport Square Mortgage Loan and the special servicer of the DoubleTree New York Times Square West Leased Fee Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the 225 Bush Mortgage Loan, the 3 Columbus Circle Mortgage Loan, the DoubleTree New York Times Square West Leased Fee Mortgage Loan, the Crimson Retail Portfolio Mortgage Loan and the Shoppes at Parma Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of the 3 Columbus Circle Mortgage Loan, the 225 Bush Mortgage Loan, the Crimson Retail Portfolio Mortgage Loan and the Airport Square Mortgage Loan.  Pursuant to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, the pooling and servicing agreement for the Benchmark 2019-B14  Transaction, the pooling and servicing agreement for the CSAIL 2019-C18 Transaction and the pooling and servicing agreement for the CF 2019-CF3 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 3 Columbus Circle Mortgage Loan, the 225 Bush Mortgage Loan, the Crimson Retail Portfolio Mortgage Loan and the Airport Square Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of  the mortgage loans serviced under the Pooling and Servicing Agreement, the Century Plaza Towers Mortgage Loan, the ILPT Industrial Portfolio Mortgage Loan, the Global Payments, Inc. Mortgage Loan, the Shoppes at Parma Mortgage Loan and the DoubleTree New York Times Square West Leased Fee Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the CPTS 2019-CPT Transaction, the pooling and servicing agreement for the MSC 2019-L3 Transaction, the pooling and servicing agreement for the WFCM 2019-C54 Transaction, the pooling and servicing agreement for the CGCMT 2019-C7 Transaction and the pooling and servicing agreement for the WFCM 2020-C57 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of  the mortgage loans serviced under the Pooling and Servicing Agreement, the Century Plaza Towers Mortgage Loan, the ILPT Industrial Portfolio Mortgage Loan, the Global Payments, Inc. Mortgage Loan, the Shoppes at Parma Mortgage Loan and the DoubleTree New York Times Square West Leased Fee Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Century Plaza Towers Mortgage Loan, the ILPT Industrial Portfolio Mortgage Loan, the Global Payments, Inc. Mortgage Loan, the Shoppes at Parma Mortgage Loan and the DoubleTree New York Times Square West Leased Fee Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 3 Columbus Circle Mortgage Loan, the Century Plaza Towers Mortgage Loan, the ILPT Industrial Portfolio Mortgage Loan, the 225 Bush Mortgage Loan, the Global Payments, Inc. Mortgage Loan, the Crimson Retail Portfolio Mortgage Loan, the Airport Square Mortgage Loan, the DoubleTree New York Times Square West Leased Fee Mortgage Loan and the Shoppes at Parma Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 3 Columbus Circle Mortgage Loan, the Century Plaza Towers Mortgage Loan, the Global Payments, Inc. Mortgage Loan and the Shoppes at Parma Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of CWCapital Asset Management LLC as special servicer of the Century Plaza Towers Mortgage Loan, Argentic Services Company LP as special servicer of the Global Payments, Inc. Mortgage Loan on and after May 6, 2020 and Citibank, N.A. as custodian of the Shoppes at Parma Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the 3 Columbus Circle Mortgage Loan, the Global Payments, Inc. Mortgage Loan prior to May 6, 2020 and the Shoppes at Parma Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Century Plaza Towers Mortgage Loan, and Argentic Services Company LP as special servicer of the Global Payments, Inc. Mortgage Loan on and after May 6, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on December 20, 2019 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the DoubleTree New York Times Square West Leased Fee Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2020-C57 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the WFCM 2020-C57 Transaction incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2020-C57 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.7          Pooling and Servicing Agreement, dated as of December 1, 2019, among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 20, 2019 under Commission File No. 333-227784-05 and incorporated by reference herein).

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

4.9          Pooling and Servicing Agreement, dated as of December 1, 2019, between CCRE Commercial Mortgage Securities, L.P., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as a Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 20, 2019 under Commission File No. 333-227784-05 and incorporated by reference herein).

4.10        Pooling and Servicing Agreement, dated as of August 1, 2020, among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 26, 2020 under Commission File No. 333-227784-05 and incorporated by reference herein).

4.11        Agreement Between Noteholders, dated as of November 18, 2019, by and between DBR Investments Co. Limited, as Initial Note A-1 Holder, DBR Investments Co. Limited, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, DBR Investments Co. Limited, as Initial Note A-5 Holder, DBR Investments Co. Limited, as Initial Note A-6 Holder, and DBR Investments Co. Limited, as Initial Note B Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 20, 2019 under Commission File No. 333-227784-05 and incorporated by reference herein).

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

4.13        Agreement Between Note Holders, dated as of December 20, 2019, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-5 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-6 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-7 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-8 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-9 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-10 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-11 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-12 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on December 20, 2019 under Commission File No. 333-227784-05 and incorporated by reference herein).

4.14        Agreement Between Noteholders, dated as of March 13, 2019, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder, Initial Note A-1-3 Holder, Initial Note A-1-4 Holder, Initial Note A-1-5 Holder, Initial Note A-1-6 Holder, Initial Note A-1-7 Holder and Initial Note A-1-8 Holder, Deutsche Bank AG, acting through its New York Branch, as Note A-2-1 Holder, Note A-2-2 Holder, Note A-2-3 Holder, Note A-2-4 Holder and Note A-2-5 Holder, JPMorgan Chase Bank, National Association, as Initial Note B-1 Holder, and Deutsche Bank AG, acting through its New York Branch, as Note B-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on December 20, 2019 under Commission File No. 333-227784-05 and incorporated by reference herein).

4.15        Intercreditor Agreement, dated as of November 15, 2019, by and between Morgan Stanley Bank, N.A., as Note A-1 Holder and Note A-2 Holder, Morgan Stanley Mortgage Capital Holdings LLC, as Note B-1-A Holder, Note B-1-B Holder, Note B-1-C Holder and Note B-1-D Holder, Bank of America, National Association, as Note A-3 Holder, Note A-4 Holder, Note B-2-A Holder, Note B-2-B Holder, Note B-2-C Holder and Note B-2-D Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-5 Holder, Note A-6 Holder, Note A-7 Holder, Note A-8 Holder, Note B-3-A Holder, Note B-3-B Holder, Note B-3-C Holder and Note B-3-D Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on December 20, 2019 under Commission File No. 333-227784-05 and incorporated by reference herein).

4.16        Agreement Among Noteholders, dated as of December 20, 2019, by and among UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Junior Noteholder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on December 20, 2019 under Commission File No. 333-227784-05 and incorporated by reference herein).

4.17        Agreement Between Note Holders, dated as of December 12, 2019, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-5 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on December 20, 2019 under Commission File No. 333-227784-05 and incorporated by reference herein).

4.18        Agreement Between Note Holders, dated as of December 20, 2019, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on December 20, 2019 under Commission File No. 333-227784-05 and incorporated by reference herein).

4.19        Co-Lender Agreement, dated as of October 21, 2019, by and between Deutsche Bank AG, New York Branch, as an Initial Note A Holder, Wells Fargo Bank, National Association, as an Initial Note A Holder, Morgan Stanley Bank, National Association, as an Initial Note A Holder, Deutsche Bank AG, New York Branch, as Initial Note B-1 Holder, Morgan Stanley Bank, National Association, as Initial Note B-2 Holder, and Wells Fargo Bank, National Association, as Initial Note B-3 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on December 20, 2019 under Commission File No. 333-227784-05 and incorporated by reference herein).

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

4.21        Agreement Between Note Holders, dated as of December 12, 2019, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-5 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on December 20, 2019 under Commission File No. 333-227784-05 and incorporated by reference herein).

4.22        Co-Lender Agreement, dated as of December 20, 2019, by and between Natixis Real Estate Capital LLC, as Note A Holder, and Natixis Real Estate Capital LLC, as Note B Holder (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on December 20, 2019 under Commission File No. 333-227784-05 and incorporated by reference herein).

4.23        Co-Lender Agreement, dated as of November 27, 2019, between Tuebor TRS II LLC, as Initial Note A-1-A Holder, Tuebor TRS II LLC, as Initial Note A-2-A Holder, and Tuebor TRS II LLC, as Initial Note A-3-A Holder (filed as Exhibit 4.22 to the registrant’s Current Report on Form 8-K filed on December 20, 2019 under Commission File No. 333-227784-05 and incorporated by reference herein).

4.24        Co-Lender Agreement, dated as of November 25, 2019, by and between BSPRT Finance Sub-Lender I, LLC, as Note A-1 Holder, and BSPRT Finance Sub-Lender I, LLC, as Note A-2 Holder (filed as Exhibit 4.23 to the registrant’s Current Report on Form 8-K filed on December 20, 2019 under Commission File No. 333-227784-05 and incorporated by reference herein).

4.25        Agreement Between Noteholders, dated as of December 20, 2019, by and among Cantor Commercial Real Estate Lending, L.P., as Initial Note A-1 Holder, and Cantor Commercial Real Estate Lending, L.P., as Initial Note A-2 Holder (filed as Exhibit 4.24 to the registrant’s Current Report on Form 8-K filed on December 20, 2019 under Commission File No. 333-227784-05 and incorporated by reference herein).

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

33.22      National Tax Search, LLC, as Servicing Function Participant of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.23      Wells Fargo Bank, National Association, as Primary Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 33.1)

33.24      Rialto Capital Advisors, LLC, as Special Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 33.2)

33.25      Wilmington Trust, National Association, as Trustee of the United Healthcare Office Mortgage Loan (Omitted. See Explanatory Notes.)

33.26      Wells Fargo Bank, National Association, as Custodian of the United Healthcare Office Mortgage Loan (see Exhibit 33.5)

33.27      Park Bridge Lender Services LLC, as Operating Advisor of the United Healthcare Office Mortgage Loan (see Exhibit 33.6)

33.28      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the United Healthcare Office Mortgage Loan (see Exhibit 33.7)

33.29      National Tax Search, LLC, as Servicing Function Participant of the United Healthcare Office Mortgage Loan (see Exhibit 33.8)

33.30      Wells Fargo Bank, National Association, as Primary Servicer of the 4041 Central Mortgage Loan (see Exhibit 33.1)

33.31      Rialto Capital Advisors, LLC, as Special Servicer of the 4041 Central Mortgage Loan (see Exhibit 33.2)

33.32      Wilmington Trust, National Association, as Trustee of the 4041 Central Mortgage Loan (Omitted. See Explanatory Notes.)

33.33      Wells Fargo Bank, National Association, as Custodian of the 4041 Central Mortgage Loan (see Exhibit 33.5)

33.34      Park Bridge Lender Services LLC, as Operating Advisor of the 4041 Central Mortgage Loan (see Exhibit 33.6)

33.35      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 4041 Central Mortgage Loan (see Exhibit 33.7)

33.36      National Tax Search, LLC, as Servicing Function Participant of the 4041 Central Mortgage Loan (see Exhibit 33.8)

33.37      Wells Fargo Bank, National Association, as Primary Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 33.1)

33.38      Rialto Capital Advisors, LLC, as Special Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 33.2)

33.39      Wilmington Trust, National Association, as Trustee of the Redwood Technology Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.40      Wells Fargo Bank, National Association, as Custodian of the Redwood Technology Center Mortgage Loan (see Exhibit 33.5)

33.41      Park Bridge Lender Services LLC, as Operating Advisor of the Redwood Technology Center Mortgage Loan (see Exhibit 33.6)

33.42      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Redwood Technology Center Mortgage Loan (see Exhibit 33.7)

33.43      National Tax Search, LLC, as Servicing Function Participant of the Redwood Technology Center Mortgage Loan (see Exhibit 33.8)

33.44      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan

33.45      LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

33.46      Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

33.47      Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.5)

33.48      Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan

33.49      Wells Fargo Bank, National Association, as Primary Servicer of the Century Plaza Towers Mortgage Loan (see Exhibit 33.1)

33.50      CWCapital Asset Management LLC, as Special Servicer of the Century Plaza Towers Mortgage Loan (Omitted. See Explanatory Notes.)

33.51      Wilmington Trust, National Association, as Trustee of the Century Plaza Towers Mortgage Loan (Omitted. See Explanatory Notes.)

33.52      Wells Fargo Bank, National Association, as Custodian of the Century Plaza Towers Mortgage Loan (see Exhibit 33.5)

33.53      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Century Plaza Towers Mortgage Loan (see Exhibit 33.7)

33.54      National Tax Search, LLC, as Servicing Function Participant of the Century Plaza Towers Mortgage Loan (see Exhibit 33.8)

33.55      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 225 Bush Mortgage Loan (see Exhibit 33.44)

33.56      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 225 Bush Mortgage Loan (see Exhibit 33.44)

33.57      Wells Fargo Bank, National Association, as Trustee of the 225 Bush Mortgage Loan (Omitted. See Explanatory Notes.)

33.58      Wells Fargo Bank, National Association, as Custodian of the 225 Bush Mortgage Loan (see Exhibit 33.5)

33.59      Pentalpha Surveillance LLC, as Operating Advisor of the 225 Bush Mortgage Loan (see Exhibit 33.48)

33.60      Wells Fargo Bank, National Association, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.61      Situs Holdings, LLC, as Special Servicer of the ILPT Industrial Portfolio Mortgage Loan

33.62      Wilmington Trust, National Association, as Trustee of the ILPT Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.63      Wells Fargo Bank, National Association, as Custodian of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.64      Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.65      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.7)

33.66      National Tax Search, LLC, as Servicing Function Participant of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 33.8)

33.67      Wells Fargo Bank, National Association, as Primary Servicer of the Global Payments, Inc. Mortgage Loan (see Exhibit 33.1)

33.68      LNR Partners, LLC, as Special Servicer of the Global Payments, Inc. Mortgage Loan prior to May 6, 2020 (see Exhibit 33.45)

33.69      Argentic Services Company LP, as Special Servicer of the Global Payments, Inc. Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

33.70      Wilmington Trust, National Association, as Trustee of the Global Payments, Inc. Mortgage Loan (Omitted. See Explanatory Notes.)

33.71      Wells Fargo Bank, National Association, as Custodian of the Global Payments, Inc. Mortgage Loan (see Exhibit 33.5)

33.72      Park Bridge Lender Services LLC, as Operating Advisor of the Global Payments, Inc. Mortgage Loan (see Exhibit 33.6)

33.73      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Global Payments, Inc. Mortgage Loan (see Exhibit 33.7)

33.74      National Tax Search, LLC, as Servicing Function Participant of the Global Payments, Inc. Mortgage Loan (see Exhibit 33.8)

33.75      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 33.44)

33.76      Rialto Capital Advisors, LLC, as Special Servicer of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.77      Wells Fargo Bank, National Association, as Trustee of the Crimson Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.78      Wells Fargo Bank, National Association, as Custodian of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.79      Pentalpha Surveillance LLC, as Operating Advisor of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 33.48)

33.80      Wells Fargo Bank, National Association, as Primary Servicer of the Shoppes at Parma Mortgage Loan (see Exhibit 33.1)

33.81      LNR Partners, LLC, as Special Servicer of the Shoppes at Parma Mortgage Loan (see Exhibit 33.45)

33.82      Wilmington Trust, National Association, as Trustee of the Shoppes at Parma Mortgage Loan (Omitted. See Explanatory Notes.)

33.83      Citibank, N.A., as Custodian of the Shoppes at Parma Mortgage Loan (Omitted. See Explanatory Notes.)

33.84      Pentalpha Surveillance LLC, as Operating Advisor of the Shoppes at Parma Mortgage Loan (see Exhibit 33.48)

33.85      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Shoppes at Parma Mortgage Loan (see Exhibit 33.7)

33.86      National Tax Search, LLC, as Servicing Function Participant of the Shoppes at Parma Mortgage Loan (see Exhibit 33.8)

33.87      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Airport Square Mortgage Loan (see Exhibit 33.44)

33.88      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Airport Square Mortgage Loan (see Exhibit 33.44)

33.89      Wells Fargo Bank, National Association, as Trustee of the Airport Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.90      Wells Fargo Bank, National Association, as Custodian of the Airport Square Mortgage Loan (see Exhibit 33.5)

33.91      Park Bridge Lender Services LLC, as Operating Advisor of the Airport Square Mortgage Loan (see Exhibit 33.6)

33.92      Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 33.1)

33.93      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 33.44)

33.94      Wilmington Trust, National Association, as Trustee of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

33.95      Wells Fargo Bank, National Association, as Custodian of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 33.5)

33.96      Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 33.48)

33.97      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 33.7)

33.98      National Tax Search, LLC, as Servicing Function Participant of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 33.8)

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

34.22      National Tax Search, LLC, as Servicing Function Participant of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.23      Wells Fargo Bank, National Association, as Primary Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 34.1)

34.24      Rialto Capital Advisors, LLC, as Special Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 34.2)

34.25      Wilmington Trust, National Association, as Trustee of the United Healthcare Office Mortgage Loan (Omitted. See Explanatory Notes.)

34.26      Wells Fargo Bank, National Association, as Custodian of the United Healthcare Office Mortgage Loan (see Exhibit 34.5)

34.27      Park Bridge Lender Services LLC, as Operating Advisor of the United Healthcare Office Mortgage Loan (see Exhibit 34.6)

34.28      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the United Healthcare Office Mortgage Loan (see Exhibit 34.7)

34.29      National Tax Search, LLC, as Servicing Function Participant of the United Healthcare Office Mortgage Loan (see Exhibit 34.8)

34.30      Wells Fargo Bank, National Association, as Primary Servicer of the 4041 Central Mortgage Loan (see Exhibit 34.1)

34.31      Rialto Capital Advisors, LLC, as Special Servicer of the 4041 Central Mortgage Loan (see Exhibit 34.2)

34.32      Wilmington Trust, National Association, as Trustee of the 4041 Central Mortgage Loan (Omitted. See Explanatory Notes.)

34.33      Wells Fargo Bank, National Association, as Custodian of the 4041 Central Mortgage Loan (see Exhibit 34.5)

34.34      Park Bridge Lender Services LLC, as Operating Advisor of the 4041 Central Mortgage Loan (see Exhibit 34.6)

34.35      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 4041 Central Mortgage Loan (see Exhibit 34.7)

34.36      National Tax Search, LLC, as Servicing Function Participant of the 4041 Central Mortgage Loan (see Exhibit 34.8)

34.37      Wells Fargo Bank, National Association, as Primary Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 34.1)

34.38      Rialto Capital Advisors, LLC, as Special Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 34.2)

34.39      Wilmington Trust, National Association, as Trustee of the Redwood Technology Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.40      Wells Fargo Bank, National Association, as Custodian of the Redwood Technology Center Mortgage Loan (see Exhibit 34.5)

34.41      Park Bridge Lender Services LLC, as Operating Advisor of the Redwood Technology Center Mortgage Loan (see Exhibit 34.6)

34.42      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Redwood Technology Center Mortgage Loan (see Exhibit 34.7)

34.43      National Tax Search, LLC, as Servicing Function Participant of the Redwood Technology Center Mortgage Loan (see Exhibit 34.8)

34.44      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan

34.45      LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

34.46      Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

34.47      Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.5)

34.48      Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan

34.49      Wells Fargo Bank, National Association, as Primary Servicer of the Century Plaza Towers Mortgage Loan (see Exhibit 34.1)

34.50      CWCapital Asset Management LLC, as Special Servicer of the Century Plaza Towers Mortgage Loan (Omitted. See Explanatory Notes.)

34.51      Wilmington Trust, National Association, as Trustee of the Century Plaza Towers Mortgage Loan (Omitted. See Explanatory Notes.)

34.52      Wells Fargo Bank, National Association, as Custodian of the Century Plaza Towers Mortgage Loan (see Exhibit 34.5)

34.53      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Century Plaza Towers Mortgage Loan (see Exhibit 34.7)

34.54      National Tax Search, LLC, as Servicing Function Participant of the Century Plaza Towers Mortgage Loan (see Exhibit 34.8)

34.55      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 225 Bush Mortgage Loan (see Exhibit 34.44)

34.56      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 225 Bush Mortgage Loan (see Exhibit 34.44)

34.57      Wells Fargo Bank, National Association, as Trustee of the 225 Bush Mortgage Loan (Omitted. See Explanatory Notes.)

34.58      Wells Fargo Bank, National Association, as Custodian of the 225 Bush Mortgage Loan (see Exhibit 34.5)

34.59      Pentalpha Surveillance LLC, as Operating Advisor of the 225 Bush Mortgage Loan (see Exhibit 34.48)

34.60      Wells Fargo Bank, National Association, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.61      Situs Holdings, LLC, as Special Servicer of the ILPT Industrial Portfolio Mortgage Loan

34.62      Wilmington Trust, National Association, as Trustee of the ILPT Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.63      Wells Fargo Bank, National Association, as Custodian of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.64      Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.65      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.7)

34.66      National Tax Search, LLC, as Servicing Function Participant of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 34.8)

34.67      Wells Fargo Bank, National Association, as Primary Servicer of the Global Payments, Inc. Mortgage Loan (see Exhibit 34.1)

34.68      LNR Partners, LLC, as Special Servicer of the Global Payments, Inc. Mortgage Loan prior to May 6, 2020 (see Exhibit 34.45)

34.69      Argentic Services Company LP, as Special Servicer of the Global Payments, Inc. Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

34.70      Wilmington Trust, National Association, as Trustee of the Global Payments, Inc. Mortgage Loan (Omitted. See Explanatory Notes.)

34.71      Wells Fargo Bank, National Association, as Custodian of the Global Payments, Inc. Mortgage Loan (see Exhibit 34.5)

34.72      Park Bridge Lender Services LLC, as Operating Advisor of the Global Payments, Inc. Mortgage Loan (see Exhibit 34.6)

34.73      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Global Payments, Inc. Mortgage Loan (see Exhibit 34.7)

34.74      National Tax Search, LLC, as Servicing Function Participant of the Global Payments, Inc. Mortgage Loan (see Exhibit 34.8)

34.75      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 34.44)

34.76      Rialto Capital Advisors, LLC, as Special Servicer of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.77      Wells Fargo Bank, National Association, as Trustee of the Crimson Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.78      Wells Fargo Bank, National Association, as Custodian of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.79      Pentalpha Surveillance LLC, as Operating Advisor of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 34.48)

34.80      Wells Fargo Bank, National Association, as Primary Servicer of the Shoppes at Parma Mortgage Loan (see Exhibit 34.1)

34.81      LNR Partners, LLC, as Special Servicer of the Shoppes at Parma Mortgage Loan (see Exhibit 34.45)

34.82      Wilmington Trust, National Association, as Trustee of the Shoppes at Parma Mortgage Loan (Omitted. See Explanatory Notes.)

34.83      Citibank, N.A., as Custodian of the Shoppes at Parma Mortgage Loan (Omitted. See Explanatory Notes.)

34.84      Pentalpha Surveillance LLC, as Operating Advisor of the Shoppes at Parma Mortgage Loan (see Exhibit 34.48)

34.85      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Shoppes at Parma Mortgage Loan (see Exhibit 34.7)

34.86      National Tax Search, LLC, as Servicing Function Participant of the Shoppes at Parma Mortgage Loan (see Exhibit 34.8)

34.87      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Airport Square Mortgage Loan (see Exhibit 34.44)

34.88      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Airport Square Mortgage Loan (see Exhibit 34.44)

34.89      Wells Fargo Bank, National Association, as Trustee of the Airport Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.90      Wells Fargo Bank, National Association, as Custodian of the Airport Square Mortgage Loan (see Exhibit 34.5)

34.91      Park Bridge Lender Services LLC, as Operating Advisor of the Airport Square Mortgage Loan (see Exhibit 34.6)

34.92      Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 34.1)

34.93      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 34.44)

34.94      Wilmington Trust, National Association, as Trustee of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

34.95      Wells Fargo Bank, National Association, as Custodian of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 34.5)

34.96      Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 34.48)

34.97      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 34.7)

34.98      National Tax Search, LLC, as Servicing Function Participant of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 34.8)

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

35.4        Wells Fargo Bank, National Association, as Primary Servicer of the Chroma Apartments Mortgage Loan (see Exhibit 35.1)

35.5        Rialto Capital Advisors, LLC, as Special Servicer of the Chroma Apartments Mortgage Loan (see Exhibit 35.2)

35.6        Wells Fargo Bank, National Association, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.7        Rialto Capital Advisors, LLC, as Special Servicer of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 35.2)

35.8        Wells Fargo Bank, National Association, as Primary Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 35.1)

35.9        Rialto Capital Advisors, LLC, as Special Servicer of the United Healthcare Office Mortgage Loan (see Exhibit 35.2)

35.10      Wells Fargo Bank, National Association, as Primary Servicer of the 4041 Central Mortgage Loan (see Exhibit 35.1)

35.11      Rialto Capital Advisors, LLC, as Special Servicer of the 4041 Central Mortgage Loan (see Exhibit 35.2)

35.12      Wells Fargo Bank, National Association, as Primary Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 35.1)

35.13      Rialto Capital Advisors, LLC, as Special Servicer of the Redwood Technology Center Mortgage Loan (see Exhibit 35.2)

35.14      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan

35.15      LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

35.16      Wells Fargo Bank, National Association, as Primary Servicer of the Century Plaza Towers Mortgage Loan (see Exhibit 35.1)

35.17      CWCapital Asset Management LLC, as Special Servicer of the Century Plaza Towers Mortgage Loan (Omitted. See Explanatory Notes.)

35.18      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 225 Bush Mortgage Loan (see Exhibit 35.14)

35.19      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 225 Bush Mortgage Loan (see Exhibit 35.14)

35.20      Wells Fargo Bank, National Association, as Primary Servicer of the ILPT Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.21      Situs Holdings, LLC, as Special Servicer of the ILPT Industrial Portfolio Mortgage Loan

35.22      Wells Fargo Bank, National Association, as Primary Servicer of the Global Payments, Inc. Mortgage Loan (see Exhibit 35.1)

35.23      LNR Partners, LLC, as Special Servicer of the Global Payments, Inc. Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

35.24      Argentic Services Company LP, as Special Servicer of the Global Payments, Inc. Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

35.25      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 35.14)

35.26      Rialto Capital Advisors, LLC, as Special Servicer of the Crimson Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.27      Wells Fargo Bank, National Association, as Primary Servicer of the Shoppes at Parma Mortgage Loan (see Exhibit 35.1)

35.28      LNR Partners, LLC, as Special Servicer of the Shoppes at Parma Mortgage Loan (Omitted. See Explanatory Notes.)

35.29      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Airport Square Mortgage Loan (see Exhibit 35.14)

35.30      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Airport Square Mortgage Loan (see Exhibit 35.14)

35.31      Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 35.1)

35.32      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree New York Times Square West Leased Fee Mortgage Loan (see Exhibit 35.14)

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

Date: March 15, 2021

/s/ David Schell

David Schell, Managing Director

Date: March 15, 2021